Form 10-Q
period 2026-09-26
LANDSTAR SYSTEM INC
filed 2026-10-28
CIK 853816

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
of the Exchange Act).
Yes ☐   No ☒
The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding as of the close of business on October 19, 2026 was 33,708,943.

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
10-01
of Regulation
S-X
and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the thirty-nine weeks ended September 26, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 26, 2026.
These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form
10-K.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars
in
thousands, except per share amounts)
(Unaudited)

	September 26, 2026	December 27, 2025
ASSETS
Current Assets
Cash and cash equivalents	$297,321	$396,694
Short-term investments	53,683	55,531
Trade accounts receivable, less allowance of $8,090 and $12,490	892,404	670,137
Other receivables, including advances to independent contractors, less allowance of $15,314 and $18,759	77,898	52,784
Assets held for sale	—	12,231
Other current assets	50,217	28,949

Total current assets	1,371,523	1,216,326

Operating property, less accumulated depreciation and amortization of $494,295 and $473,642	268,570	261,322
Goodwill	34,005	34,005
Other assets	133,617	124,282

Total assets	$1,807,715	$1,635,935

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Cash overdraft	$68,713	$56,654
Accounts payable	482,041	369,567
Current maturities of long-term debt	25,772	28,342
Insurance claims	87,393	87,343
Dividends payable	—	68,117
Liabilities held for sale	—	6,961
Other current liabilities	101,837	78,856

Total current liabilities	765,756	695,840

Long-term debt, excluding current maturities	56,899	48,480
Insurance claims	103,299	62,706
Deferred income taxes and other noncurrent liabilities	51,765	33,244
Shareholders’ Equity
Common stock, $0.01 par value, authorized 160,000,000 shares, issued 68,636,098 and 68,590,708 shares	686	686
Additional paid-in capital	269,696	261,256
Retained earnings	2,947,019	2,852,680
Cost of 34,927,155 and 34,531,982 shares of common stock in treasury	(2,378,302)	(2,313,245)
Accumulated other comprehensive loss	(9,103)	(5,712)

Total shareholders’ equity	829,996	795,665

Total liabilities and shareholders’ equity	$1,807,715	$1,635,935

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars
in
thousands, except per share amounts)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue	$4,115,342	$3,569,291	$1,511,787	$1,205,406
Investment income	7,943	10,620	2,264	3,293
Costs and expenses:
Purchased transportation	3,212,442	2,775,761	1,182,045	936,472
Commissions to agents	319,254	291,529	117,676	98,693
Other operating costs, net of gains on asset sales/dispositions	53,971	46,996	21,226	15,572
Insurance and claims	130,193	103,309	55,270	33,008
Selling, general and administrative	191,534	174,303	62,376	57,015
Depreciation and amortization	30,887	35,884	9,918	11,509
Impairment of intangible and other assets	—	30,104	—	30,104

Total costs and expenses	3,938,281	3,457,886	1,448,511	1,182,373

Operating income	185,004	122,025	65,540	26,326
Interest and debt expense	1,692	756	362	217

Income before income taxes	183,312	121,269	65,178	26,109
Income taxes	46,878	30,206	17,135	6,745

Net income	$136,434	$91,063	$48,043	$19,364

Basic and diluted earnings per share	$4.02	$2.61	$1.42	$0.56

Average basic and diluted shares outstanding	33,943,000	34,885,000	33,871,000	34,581,000

Dividends per common share	$1.24	$1.16	$0.44	$0.40

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(
Dollars
in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$136,434	$91,063	$48,043	$19,364
Other comprehensive (loss) income:
Unrealized holding (losses) gains on available-for-sale investments, net of tax (benefit) expense of ($613), $570, ($429) and $146	(2,233)	2,081	(1,566)	535
Foreign currency translation (losses) gains	(1,158)	3,184	120	(116)

Other comprehensive (loss) income	(3,391)	5,265	(1,446)	419

Comprehensive income	$133,043	$96,328	$46,597	$19,783

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS
OF
CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2026	September 27, 2025
OPERATING ACTIVITIES
Net income	$136,434	$91,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,887	35,884
Non-cash interest charges	213	198
Provisions for losses on trade and other accounts receivable	4,991	13,305
Gains on sales/disposals of operating property	(606)	(1,670)
Impairment of intangible and other assets	—	30,104
Deferred income taxes, net	17,590	5,891
Stock-based compensation	8,443	5,243
Changes in operating assets and liabilities:
Increase in trade and other accounts receivable	(252,372)	(34,724)
Increase in other assets	(18,716)	(27,455)
Increase in accounts payable	112,474	19,128
Increase in other liabilities	18,738	7,099
Increase in insurance claims	40,643	8,103

NET CASH PROVIDED BY OPERATING ACTIVITIES	98,719	152,169

INVESTING ACTIVITIES
Sales and maturities of investments	130,585	120,693
Purchases of investments	(133,969)	(119,097)
Purchases of operating property	(11,610)	(7,673)
Proceeds from sales of operating property	6,436	6,398

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES	(8,558)	321

FINANCING ACTIVITIES
Increase (decrease) in cash overdraft	12,059	(13,041)
Dividends paid	(110,212)	(111,097)
Payment for debt issue costs	(1,049)	—
Taxes paid in lieu of shares issued related to stock-based compensation plans	(1,057)	(933)
Purchases of common stock	(65,178)	(143,230)
Principal payments on finance lease obligations	(22,759)	(25,176)

NET CASH USED BY FINANCING ACTIVITIES	(188,196)	(293,477)

Effect of exchange rate changes on cash and cash equivalents	(1,517)	1,958

Decrease in cash and cash equivalents, including cash and cash equivalents classified as assets held for sale	(99,552)	(139,029)
Plus: Net change in cash and cash equivalents classified as assets held for sale	179	(798)

Net change in cash and cash equivalents	(99,373)	(139,827)
Cash and cash equivalents at beginning of period	396,694	515,018

Cash and cash equivalents at end of period	$297,321	$375,191

See accompanying notes to consolidated financial statements.

LANDSTAR SYSTEM, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Thirty-Nine and Thirteen Weeks Ended September 26, 2026
and
September 27, 2025
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance December 27, 2025	68,590,708	$686	$261,256	$2,852,680	34,531,982	$(2,313,245)	$(5,712)	$795,665
Net income				39,440				39,440
Dividends ($0.40 per share)				(13,614)				(13,614)
Purchases of common stock					150,923	(22,587)		(22,587)
Issuance of stock related to stock-based compensation plans	28,532		(3)		8,125	(1,037)		(1,040)
Stock-based compensation			2,487					2,487
Other comprehensive loss							(1,375)	(1,375)

Balance March 28, 2026	68,619,240	$686	$263,740	$2,878,506	34,691,030	$(2,336,869)	$(7,087)	$798,976

Net income				48,951				48,951
Dividends ($0.40 per share)				(13,567)				(13,567)
Purchases of common stock						24		24
Issuance of stock related to stock-based compensation plans	11,934				3,219	(17)		(17)
Stock-based compensation			2,933					2,933
Other comprehensive loss							(570)	(570)

Balance June 27, 2026	68,631,174	$686	$266,673	$2,913,890	34,694,249	$(2,336,862)	$(7,657)	$836,730

Net income				48,043				48,043
Dividends ($0.44 per share)				(14,914)				(14,914)
Purchases of common stock					232,645	(41,440)		(41,440)
Issuance of stock related to stock-based compensation plans	4,924				261			—
Stock-based compensation			3,023					3,023
Other comprehensive loss							(1,446)	(1,446)

Balance September 26, 2026	68,636,098	$686	$269,696	$2,947,019	34,927,155	$(2,378,302)	$(9,103)	$829,996

	Common Stock		Additional Paid-In	Retained	Treasury Stock at Cost		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Total
Balance December 28, 2024	68,559,269	$686	$255,260	$2,859,916	33,243,196	$(2,131,413)	$(12,010)	$972,439
Net income				29,806				29,806
Dividends ($0.36 per share)				(12,688)				(12,688)
Purchases of common stock					386,318	(60,945)		(60,945)
Issuance of stock related to stock-based compensation plans	22,503		(2)		6,081	(907)		(909)
Stock-based compensation			2,038					2,038
Other comprehensive income							1,014	1,014

Balance March 29, 2025	68,581,772	$686	$257,296	$2,877,034	33,635,595	$(2,193,265)	$(10,996)	$930,755

Net income				41,893				41,893
Dividends ($0.40 per share)				(13,916)				(13,916)
Purchases of common stock					300,141	(42,350)		(42,350)
Issuance of stock related to stock-based compensation plans	7,646				146	(7)		(7)
Stock-based compensation			1,619					1,619
Other comprehensive income							3,832	3,832

Balance June 28, 2025	68,589,418	$686	$258,915	$2,905,011	33,935,882	$(2,235,622)	$(7,164)	$921,826

Net income				19,364				19,364
Dividends ($0.40 per share)				(13,861)				(13,861)
Purchases of common stock					308,709	(40,613)		(40,613)
Issuance of stock related to stock-based compensation plans					125	(17)		(17)
Stock-based compensation			1,586					1,586
Other comprehensive income							419	419

Balance September 27, 2025	68,589,418	$686	$260,501	$2,910,514	34,244,716	$(2,276,252)	$(6,745)	$888,704

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
Revenue from Contracts with Customers – Disaggregation of Revenue
The following table summarizes (i) the percentage of consolidated revenue generated by mode of transportation and (ii) the total amount of truck transportation revenue hauled by BCO Independent Contractors and Truck Brokerage Carriers generated by equipment type during the thirty-nine-week and thirteen-week periods ended September 26, 2026 and September 27, 2025 (dollars in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
Mode	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Truck – BCO Independent Contractors	40%	38%	39%	38%
Truck – Truck Brokerage Carriers	53%	54%	54%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	4%	5%	4%	6%
Truck Equipment Type
Van equipment	$2,080,868	$1,769,440	$759,949	$583,369
Unsided/platform equipment	$1,379,319	$1,127,276	$518,582	$386,006
Less-than-truckload	$73,845	$72,229	$24,933	$24,480
Other truck transportation (1)	$289,298	$288,807	$103,707	$96,041

(1)
Includes power-only, expedited, straight truck, cargo van, and miscellaneous other truck transportation revenue generated by the transportation logistics segment. Power-only refers to shipments where the Company furnishes a power unit and an operator but not trailing equipment, which is typically provided by the shipper or consignee.

(2)	Share-based Payment Arrangements
As of September 26, 2026, the Company has an employee equity incentive plan, the 2011 equity incentive plan (the “2011 EIP”). The Company also has a stock compensation plan for members of its Board of Directors, the 2022 Directors Stock Compensation Plan (the “2022 DSCP”). 6,000,000 shares of the Company’s common stock were authorized for issuance under the 2011 EIP and 200,000 shares of the Company’s common stock were authorized for issuance under the 2022 DSCP. The 2011 EIP and 2022 DSCP are each referred to herein as a “Plan,” and, collectively, as the “Plans.” Amounts recognized in the financial statements with respect to these Plans are as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Total cost of the Plans during the period	$8,443	$5,243	$3,023	$1,586
Amount of related income tax benefit recognized during the period	(2,082)	(1,179)	(741)	(387)

Net cost of the Plans during the period	$6,361	$4,064	$2,282	$1,199

Included in income tax benefits recognized in the thirty-nine-week periods ended September 26, 2026 and September 27, 2025 were (excess tax benefits) tax deficiencies from stock-based awards of ($14,000) and $106,000, respectively.
As of September 26, 2026, there were 161,928 shares of the Company’s common stock reserved for issuance under the 2022 DSCP and 2,589,785 shares of the Company’s common stock reserved for issuance under the 2011 EIP.
Restricted Stock Units
The following table summarizes information regarding the Company’s outstanding restricted stock unit (“RSU”) awards with either a performance condition or a market condition under the Plans:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at December 27, 2025	203,712	$143.95
Granted	65,401	$134.55
Forfeited	(45,208)	$154.76

Outstanding at September 26, 2026	223,905	$139.02

During the thirty-nine-week period ended September 26, 2026, the Company granted RSUs with a performance condition and RSUs with a market condition, as further described below. Outstanding RSUs at both December 27, 2025 and September 26, 2026 include RSUs with a performance condition and RSUs with a market condition, as further described below and in the Company’s 2025 Annual Report on Form 10-K.
RSUs with a performance condition granted during the thirty-nine-week period ended September 26, 2026 may vest on January 31 of 2029, 2030 and 2031 based on growth in diluted earnings per share as compared to the results from the 2025 fiscal year, adjusted to reflect the add back of (i) the charge taken by the Company in the 2025 first quarter in connection with a supply chain fraud relating to the Company’s international freight forwarding operations; and (ii) impairment charges recorded in the Company’s 2025 fiscal year related to: the decision to actively market for sale Landstar Metro, S.A.P.I. de C.V., the Company’s wholly-owned Mexican operating subsidiary; the decision to wind down the Landstar Blue TMS; and a non-controlling equity investment made by the Company in Cavnue, LLC, a privately held technology start-up company.
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

The Company recognized approximately $4,858,000 and $1,586,000 of share-based compensation expense related to RSU awards in the thirty-nine-week periods ended September 26, 2026 and September 27, 2025, respectively. As of September 26, 2026, there was a maximum of $46.4 million of total unrecognized compensation cost related to RSU awards granted under the Plans with an expected average remaining life of approximately 2.9 years. With respect to RSU awards with a performance condition, the amount of future compensation expense to be recognized will be determined based on future operating results.
Non-vested
Restricted Stock and Deferred Stock Units
The following table summarizes information regarding the Company’s outstanding shares of non-vested restricted stock and Deferred Stock Units (defined below) under the Plans:

	Number of Shares and Deferred Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 27, 2025	53,776	$168.95
Granted	41,059	$157.79
Vested	(31,570)	$167.44
Forfeited	(4,615)	$164.59

Non-vested at September 26, 2026	58,650	$162.29

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
As of September 26, 2026, there was $6,683,000 of total unrecognized compensation cost related to non-vested
shares of restricted stock and Deferred Stock Units granted under the Plans. The unrecognized compensation cost related to these non-vested
shares of restricted stock and Deferred Stock Units is expected to be recognized over a weighted average period of 1.8 years.

(3)	Income Taxes
The provisions for income taxes for the 2026 and 2025 thirty-nine-week periods were based on estimated annual effective income tax rates of 25.4% and 24.6%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirty-nine-week period was 25.6%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirty-nine-week period was 24.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

(4)	Earnings Per Share
Basic earnings per common share are based on the weighted average number of shares outstanding, which includes outstanding non-vested restricted stock and outstanding Deferred Stock Units. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding stock awards, if applicable. Outstanding RSUs were excluded from the calculation of diluted earnings per share for all periods because the performance metric requirements or market condition for vesting had not been satisfied. Accordingly, the Company had no reconciling items between the average number of common shares outstanding used to calculate basic earnings per common share and the average number of common shares and common share equivalents outstanding used to calculate diluted earnings per share during each of the 2026 and 2025 thirty-nine-week periods.

(5)	Additional Cash Flow Information
During the thirty-nine-week period ended September 26, 2026, Landstar paid income taxes and interest of $29,409,000 and $3,583,000, respectively. During the thirty-nine-week period ended September 27, 2025, Landstar paid income taxes and interest of $45,646,000 and $4,107,000, respectively. Landstar acquired operating property by entering into finance leases in the amount of $28,608,000 in the thirty-nine-week period ended September 26, 2026. Landstar did not acquire any operating property by entering into finance leases in the thirty-nine-week period ended September 27, 2025. During the thirty-nine-week period ended September 26, 2026, the Company purchased its common stock at a total cost of $64,003,000, including $63,416,000 in cash purchases and accrued excise tax of $587,000, which is included in other current liabilities in the consolidated balance sheet at September 26, 2026. The Company also paid $1,762,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 27, 2025. During the thirty-nine-week period ended September 27, 2025, the Company purchased its common stock at a total cost of $143,908,000, including $142,512,000 in cash purchases and accrued excise tax of $1,396,000, which was included in other current liabilities in the consolidated balance sheet at September 27, 2025.

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

The following tables summarize information about the Company’s reportable business segments as of and for the thirty-nine-week and thirteen-week periods ended September 26, 2026 and September 27, 2025 (in thousands):

	Thirty-Nine Weeks Ended
	September 26, 2026			September 27, 2025
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$4,071,824	$43,518	$4,115,342	$3,525,234	$44,057	$3,569,291
Internal revenue		63,053	63,053		64,110	64,110

Total revenue	4,071,824	106,571	4,178,395	3,525,234	108,167	3,633,401

Investment income		7,943	7,943		10,620	10,620
Purchased transportation	3,212,442		3,212,442	2,775,761		2,775,761
Commissions to agents	319,254		319,254	291,529		291,529
Other operating costs, net of gains on asset sales/dispositions	53,971		53,971	46,996		46,996
Insurance and claims	94,043	99,203	193,246	89,387	78,032	167,419
Selling, general and administrative	181,789	9,745	191,534	165,860	8,443	174,303
Depreciation and amortization	30,887		30,887	35,884		35,884
Impairment of intangible and other assets				30,104		30,104

Operating income	179,438	5,566	185,004	89,713	32,312	122,025

Goodwill	34,005		34,005	34,005		34,005
Operating income			185,004			122,025
Interest and debt expense (1)			1,692			756

Income before income taxes			183,312			121,269

	Thirteen Weeks Ended
	September 26, 2026			September 27, 2025
	Transportation Logistics	Insurance	Total	Transportation Logistics	Insurance	Total
External revenue	$1,497,058	$14,729	$1,511,787	$1,190,802	$14,604	$1,205,406
Internal revenue		11,430	11,430		11,017	11,017

Total revenue	1,497,058	26,159	1,523,217	1,190,802	25,621	1,216,423

Investment income		2,264	2,264		3,293	3,293
Purchased transportation	1,182,045		1,182,045	936,472		936,472
Commissions to agents	117,676		117,676	98,693		98,693
Other operating costs, net of gains on asset sales/dispositions	21,226		21,226	15,572		15,572
Insurance and claims	32,582	34,118	66,700	26,014	18,011	44,025
Selling, general and administrative	59,047	3,329	62,376	53,875	3,140	57,015
Depreciation and amortization	9,918		9,918	11,509		11,509
Impairment of intangible and other assets				30,104		30,104

Operating income (loss)	74,564	(9,024)	65,540	18,563	7,763	26,326

Operating income			65,540			26,326
Interest and debt expense (1)			362			217

Income before income taxes			65,178			26,109

(1)
Interest and debt expense includes (i) interest income earned on cash balances held by the transportation logistics segment of $2,088 and $3,549 in the 2026 and 2025 thirty-nine-week periods, respectively, and $837 and $1,140 in the 2026 and 2025 thirteen-week periods, respectively, and (ii) consolidated total interest expense of $3,780 and $4,305 in the 2026 and 2025 thirty-nine-week periods, respectively, and $1,199 and $1,357 in the 2026 and 2025 thirteen-week periods, respectively.

In the thirty-nine-week periods ended September 26, 2026 and September 27, 2025, no single customer accounted fo
r more than 10% of the Company’s consolidated revenue.

(7)	Other Comprehensive Income
The following table presents the components of and changes in accumulated other comprehensive loss, net of related income taxes, as of and for the thirty-nine-week period ended September 26, 2026 (in thousands):

	Unrealized Holding Losses on Available-for-Sale Securities	Foreign Currency Translation	Total
Balance as of December 27, 2025	$(396)	$(5,316)	$(5,712)
Other comprehensive loss	(2,233)	(1,158)	(3,391)

Balance as of September 26, 2026	$(2,629)	$(6,474)	$(9,103)

Amounts reclassified from accumulated other comprehensive income to investment income due to the realization of previously unrealized gains and losses in the accompanying consolidated statements of income were not significant for the thirty-nine-week period ended September 26, 2026.

(8)	Investments
Investments include primarily investment-grade corporate bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years (the “bond portfolio”) and money market investments. Investments in the bond portfolio are reported as available-for-sale and are carried at fair value. Investments maturing less than one year from the balance sheet date are included in short-term investments and investments maturing more than one year from the balance sheet date are included in other assets in the consolidated balance sheets. Management performs an analysis of the nature of the unrealized losses on available-for-sale investments to determine whether an allowance for credit loss is necessary. Unrealized losses, representing the excess of the purchase price of an investment over its fair value as of the end of a period, considered to be a result of credit-related factors, are to be included as a charge in the statement of income, while unrealized losses considered to be a result of non-credit-related factors are to be included as a component of shareholders’ equity. Investments whose values are based on quoted market prices in active markets are classified within Level 1. Investments that trade in markets that are not considered to be active, but are valued based on quoted market prices, are classified within Level 2. As Level 2 investments include positions that are not traded in active markets, valuations may be adjusted to reflect illiquidity and/or non-transferability, which are generally based on available market information. Any transfers between levels are recognized as of the beginning of any reporting period. Fair value of the bond portfolio was determined using Level 1 inputs related to U.S. Treasury obligations and money market investments and Level 2 inputs related to investment-grade corporate bonds, asset-backed securities, commercial paper and direct obligations of government agencies. Unrealized losses, net of unrealized gains, on the investments in the bond portfolio were $3,350,000 and $504,000 at September 26, 2026 and December 27, 2025, respectively.

The amortized cost and fair values of available-for-sale investments are as follows at September 26, 2026 and December 27, 2025 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 26, 2026
Money market investments	$5,557	$—	$—	$5,557
Asset-backed securities	12,827	—	1,267	11,560
Corporate bonds, commercial paper and direct obligations of government agencies	113,059	26	2,073	111,012
U.S. Treasury obligations	20,528	—	36	20,492

Total	$151,971	$26	$3,376	$148,621

December 27, 2025
Money market investments	$15,046	$—	$—	$15,046
Asset-backed securities	19,380	43	1,128	18,295
Corporate bonds, commercial paper and direct obligations of government agencies	103,425	1,097	523	103,999
U.S. Treasury obligations	9,666	7	—	9,673

Total	$147,517	$1,147	$1,651	$147,013

For those available-for-sale investments with unrealized losses at September 26, 2026 and December 27, 2025, the following table summarizes the duration of the unrealized loss (in thousands):

	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 26, 2026
Asset-backed securities	$4,441	$203	$7,119	$1,064	$11,560	$1,267
Corporate bonds, commercial paper, and direct obligations of government agencies	94,588	1,495	4,498	578	99,086	2,073
U.S. Treasury obligations	20,492	36	—	—	20,492	36

Total	$119,521	$1,734	$11,617	$1,642	$131,138	$3,376

December 27, 2025
Asset-backed securities	$2,768	$386	$10,425	$742	$13,193	$1,128
Corporate bonds, commercial paper, and direct obligations of government agencies	16,772	56	13,818	467	30,590	523

Total	$19,540	$442	$24,243	$1,209	$43,783	$1,651

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
The components of lease cost for finance leases and operating leases for the thirty-nine weeks ended September 26, 2026 were (in thousands):

Finance leases:
Amortization of right-of-use assets	$12,566
Interest on lease liability	2,777

Total finance lease cost	15,343
Operating leases:
Lease cost	4,962
Variable lease cost	—
Sublease income	(4,864)

Total net operating lease cost	98

Total net lease cost	$15,441

A summary of the lease classification on the Company’s consolidated balance sheet as of September 26, 2026 is as follows (in thousands):
Assets:

Operating lease right-of-use assets	Other assets	$414
Finance lease assets	Operating property, less accumulated depreciation and amortization	114,427

Total lease assets		$114,841

Liabilities:
The following table reconciles the undiscounted cash flows for the finance and operating leases to the finance and operating lease liabilities recorded on the balance sheet at September 26, 2026 (in thousands):

	Finance Leases	Operating Leases
2026 Remainder	$8,310	$75
2027	27,576	264
2028	23,672	94
2029	19,300	—
2030	8,386	—
Thereafter	4,573	—

Total future minimum lease payments	91,817	433
Less amount representing interest (1.9% to 6.4%)	9,146	19

Present value of minimum lease payments	$82,671	$414

Current maturities of long-term debt	25,772
Long-term debt, excluding current maturities	56,899
Other current liabilities		277
Deferred income taxes and other noncurrent liabilities		137
The weighted average remaining lease term and the weighted average discount rate for finance and operating leases as of September 26, 2026 were:

	Finance Leases	Operating Leases
Weighted average remaining lease term (years)	3.6	1.6
Weighted average discount rate	5.7%	5.5%

(10)	Debt
Other than the finance lease obligations as presented on the consolidated balance sheets, the Company had no outstanding debt as of September 26, 2026 and December 27, 2025.
On June 30, 2026, and as previously disclosed in a Form 8-K filed with the SEC on July 6, 2026, Landstar entered into a third amended and restated credit agreement, dated June 30, 2026, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent (the “Third Amended and Restated Credit Agreement”), which amended and restated the then-existing second amended and restated credit agreement. The Third Amended and Restated Credit Agreement, which matures June 30, 2031, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $100,000,000 of which may be utilized in the form of letters of credit. The Third Amended and Restated Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility.
The Third Amended and Restated Credit Agreement is referred to herein as the “Credit Agreement.” As of September 26, 2026, the Company had no borrowings outstanding under the Credit Agreement.
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
Short-term investments include $53,683,000 in current maturities of investments held by the Company’s insurance segment at September 26, 2026. The non-current portion of the bond portfolio of $94,938,000 is included in other assets. The short-term investments, together with $30,018,000 of non-current investments, provide collateral for the $75,331,000 of letters of credit issued to guarantee payment of insurance claims. As of September 26, 2026, Landstar also had $34,786,000 of additional letters of credit outstanding under the Company’s Credit Agreement.
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
Third party insurance arrangements providing excess coverage for commercial trucking liabilities in excess of the Company’s self-insured retention, or applicable deductible, generally require that the Company fund settlement payments to claimants and seek reimbursement from the applicable third party insurance providers. In connection with settlements of claims in excess of the Company’s self-insured retention or applicable deductible, the Company accrues for the anticipated settlement payments and records a corresponding receivable for the amounts it expects to collect from its third party insurance providers following payment of those settlement amounts. The liability and the related receivable are presented on a gross basis. As of September 26, 2026, the Company’s consolidated balance sheet included an aggregate liability of $21,000,000 for anticipated settlement payments in excess of the Company’s self-insured retention or deductible. The Company believes collection of these receivables from its third party insurance providers is probable following its payment of the settlement amounts included in the accrual. The Company evaluates the collectability of these receivables based on the creditworthiness and surplus of the applicable third party insurance provider, its prior experience with that provider, and the contractual terms of the applicable insurance arrangement.

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
The following table summarizes the adverse effect of the increase in the cost of insurance claims resulting from unfavorable development of prior year self-insured claims estimates on operating income, net income and basic and diluted earnings per share set forth in the consolidated statements of income for the thirty-nine-week and thirteen-week periods ended September 26, 2026 and September 27, 2025 (in thousands, except per share amounts):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating income	$37,317	$22,860	$21,924	$9,219
Net income	$27,838	$17,236	$16,355	$6,951
Basic and diluted earnings per share	$0.82	$0.49	$0.48	$0.20
The unfavorable development of prior years’ claims during the thirty-nine-week period ended September 26, 2026 was primarily attributable to an increase in the Company’s actuarially determined claim reserves, several specific commercial trucking claims involving BCO Independent Contractors leased on with motor carrier subsidiaries of the Company, several specific truck brokerage claims and cargo loss experience as a result of fraud and theft in the supply chain.

(13)	Subsidiary Wind Down
During the 2025 fiscal year, the Company entered into an arrangement with a financial advisor to actively market its Mexican subsidiary, Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”) and to consider other strategic alternatives for this subsidiary. During the second fiscal quarter of 2026, the Company stopped actively marketing Landstar Metro and initiated a wind-down of its operations and sales of certain assets. As such, the assets and liabilities of Landstar Metro are no longer presented as held for sale within the consolidated balance sheet at September 26, 2026. It is not anticipated that the disposition of Landstar Metro will adversely affect the Company’s ability to provide U.S.-Mexico cross-border services, given that Landstar Metro was principally engaged in intra-Mexico truck transportation services.
In the thirty-nine-week period ended September 26, 2026, the Company recognized an impairment of $679,000 included in selling, general and administrative costs within the Company’s consolidated statements of income related to Landstar Metro. As of the end of the 2026 third quarter, the Company is substantially complete with the wind-down process. While the Company does not currently anticipate any further charges to be incurred as a result of the wind-down process, no assurances can be provided that there will not be additional charges and expenses incurred by the Company in connection with any ultimate dissolution of Landstar Metro.

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

FORWARD-LOOKING STATEMENTS

The following is a “safe harbor” statement under the Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical facts are “forward-looking statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, such as statements which relate to Landstar’s business objectives, plans, strategies and expectations. Terms such as “anticipates,” “believes,” “estimates,” “intention,” “expects,” “plans,” “predicts,” “may,” “should,” “could,” “would,” “will,” the negative thereof and similar expressions are intended to identify forward-looking statements. Such statements are by nature subject to uncertainties and risks, including but not limited to: decreased demand for transportation services; U.S. trade relationships and potential or imposed tariffs; an increase in the frequency or severity of accidents or other claims; unfavorable development of existing accident claims; substantial verdicts or settlements rendered in connection with accidents or other claims; dependence on third party insurance companies; dependence on independent commission sales agents; dependence on third party capacity providers; the impact of the Russian conflict with Ukraine on the operations of certain independent commission sales agents, including the Company’s second largest such agent by revenue in the 2025 fiscal year; substantial industry competition; disruptions or failures in the Company’s computer systems; cyber and other information security incidents; dependence on key vendors; potential changes in taxes; status of independent contractors; regulatory and legislative changes; regulations focused on diesel emissions and other air quality matters; regulations requiring the purchase and use of zero-emission vehicles; intellectual property; acquisitions and investments; increased exposure to broker liability claims; and other operational, financial or legal risks or uncertainties detailed in Landstar’s Form 10-K for the 2025 fiscal year, described in Item 1A “Risk Factors;” Landstar’s Form 10-Q for the 2026 second quarter, described in Item 1A “Risk Factors;” in this report or in Landstar’s other Securities and Exchange Commission filings from time to time. These risks and uncertainties could cause actual results or events to differ materially from historical results or those anticipated. Investors should not place undue reliance on such forward-looking statements and the Company undertakes no obligation to publicly update or revise any forward-looking statements.

Introduction

Landstar System, Inc. and its subsidiary, Landstar System Holdings, Inc. (collectively referred to herein with their subsidiaries and other affiliated companies as “Landstar” or the “Company”), is a technology-enabled, asset-light provider of freight transportation and logistics solutions focused on safety, security and service to a broad range of customers utilizing a network of agents, third party capacity providers and employees. The Company offers services to its customers across multiple transportation modes, with the ability to arrange for individual shipments of freight to comprehensive third party logistics solutions to meet all of a customer’s transportation needs. Landstar provides services principally throughout the United States and to a lesser extent in Canada and Mexico, and between the United States and Canada, Mexico and other countries around the world. The Company’s services emphasize information coordination and are delivered through a network of approximately 980 independent commission sales agents and over 75,000 third party capacity providers, primarily truck capacity providers, linked together by a series of digital technologies which are provided and coordinated by the Company. The nature of the Company’s business is such that a significant portion of its operating costs varies directly with revenue.

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

The transportation logistics segment provides a wide range of freight transportation and logistics services. Transportation services are provided by Landstar’s “Operating Subsidiaries”: Landstar Ranger, Inc., Landstar Inway, Inc., Landstar Ligon, Inc., Landstar Gemini, Inc., Landstar Transportation Logistics, Inc., Landstar Global Logistics, Inc., Landstar Express America, Inc., Landstar Canada, Inc., Landstar Metro, S.A.P.I. de C.V., and Landstar Blue, LLC. Transportation services offered by the Company include truckload, less-than-truckload and other truck transportation, rail intermodal, air cargo, ocean cargo, expedited ground and air delivery of time-critical freight, heavy-haul/specialized, hazardous materials (“haz-mat”), cold chain/temperature-controlled, U.S.-Canada and U.S.-Mexico cross-border, project cargo and customs brokerage. Examples of the industries serviced by the transportation logistics segment include automotive parts and assemblies, consumer durables, building products, metals, chemicals, foodstuffs, heavy machinery, retail, electronics, military equipment and general commodities. In addition, the transportation logistics segment provides transportation services to other transportation companies, including third party logistics and less-than-truckload service providers. The independent commission sales agents market services provided by the transportation logistics segment. Billings for freight transportation services are typically charged to customers on a per shipment basis for the physical transportation of freight and are referred to as transportation revenue. During the thirty-nine weeks ended September 26, 2026, revenue generated by BCO Independent Contractors, Truck Brokerage Carriers and railroads represented approximately 40%, 53% and 2%, respectively, of the Company’s consolidated revenue. Collectively, revenue generated by air and ocean cargo carriers represented approximately 4% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2026.

The insurance segment is comprised of Signature Insurance Company (“Signature”), a wholly-owned offshore insurance subsidiary, and Risk Management Claim Services, Inc. The insurance segment provides risk and claims management services to certain of Landstar’s Operating Subsidiaries. In addition, it reinsures certain risks of the Company’s BCO Independent Contractors and provides certain property and casualty insurance and reinsurance to certain of Landstar’s Operating Subsidiaries. Revenue at the insurance segment represents reinsurance premiums from third party insurance companies that provide insurance programs to BCO Independent Contractors where all or a portion of the risk is ultimately borne by Signature. Revenue at the insurance segment represented approximately 1% of the Company’s consolidated revenue for the thirty-nine-week period ended September 26, 2026.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Revenue generated through (in thousands):
Truck transportation
Truckload:
Van equipment	$2,080,868	$1,769,440	$759,949	$583,369
Unsided/platform equipment	1,379,319	1,127,276	518,582	386,006
Less-than-truckload	73,845	72,229	24,933	24,480
Other truck transportation (1)	289,298	288,807	103,707	96,041

Total truck transportation	3,823,330	3,257,752	1,407,171	1,089,896
Rail intermodal	74,881	63,183	27,806	23,668
Ocean and air cargo carriers	153,047	188,696	55,334	72,270
Other (2)	64,084	59,660	21,476	19,572

	$4,115,342	$3,569,291	$1,511,787	$1,205,406

Revenue on loads hauled via BCO Independent Contractors included in total truck transportation	$1,629,408	$1,345,852	$590,987	$457,363
Number of loads:
Truck transportation
Truckload:
Van equipment	870,347	850,047	294,875	277,893
Unsided/platform equipment	375,093	369,495	128,398	123,254
Less-than-truckload	95,729	115,692	29,834	38,862
Other truck transportation (1)	143,311	135,606	47,543	45,421

Total truck transportation	1,484,480	1,470,840	500,650	485,430
Rail intermodal	23,600	21,960	8,490	7,990
Ocean and air cargo carriers	20,840	24,370	6,970	7,810

	1,528,920	1,517,170	516,110	501,230

Loads hauled via BCO Independent Contractors included in total truck transportation	644,870	597,010	212,660	199,010
Revenue per load:
Truck transportation
Truckload:
Van equipment	$2,391	$2,082	$2,577	$2,099
Unsided/platform equipment	3,677	3,051	4,039	3,132
Less-than-truckload	771	624	836	630
Other truck transportation (1)	2,019	2,130	2,181	2,114
Total truck transportation	2,576	2,215	2,811	2,245
Rail intermodal	3,173	2,877	3,275	2,962
Ocean and air cargo carriers	7,344	7,743	7,939	9,254
Revenue per load on loads hauled via BCO Independent Contractors	$2,527	$2,254	$2,779	$2,298
Revenue by capacity type (as a % of total revenue):
Truck capacity providers:
BCO Independent Contractors	40%	38%	39%	38%
Truck Brokerage Carriers	53%	54%	54%	52%
Rail intermodal	2%	2%	2%	2%
Ocean and air cargo carriers	4%	5%	4%	6%
Other	2%	2%	1%	2%

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

Expenses

Purchased transportation

Also critical to the Company’s success is its ability to secure capacity, particularly truck capacity, at rates that allow the Company to profitably transport customers’ freight. The following table summarizes the number of available truck capacity providers on the dates indicated:

	September 26, 2026	September 27, 2025
BCO Independent Contractors	7,843	7,827
Truck Brokerage Carriers:
Approved and active (1)	39,460	40,004
Other approved	28,455	27,461

	67,915	67,465

Total available truck capacity providers	75,758	75,292

Trucks provided by BCO Independent Contractors	8,709	8,618

(1)	Active refers to Truck Brokerage Carriers who moved at least one load in the 180 days immediately preceding the fiscal quarter end.

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

Commissions to agents

Commissions to agents are based on contractually agreed-upon percentages of (i) revenue, (ii) revenue less the cost of purchased transportation, or (iii) revenue less a contractually agreed-upon percentage of revenue retained by Landstar and the cost of purchased transportation (the “retention contracts”). Commissions to agents as a percentage of consolidated revenue vary directly with fluctuations in the percentage of consolidated revenue generated by the various modes of transportation and reinsurance premiums and, in general, vary inversely with changes in the amount of purchased transportation as a percentage of revenue on services provided by Truck Brokerage Carriers, railroads, air cargo carriers and ocean cargo carriers. Commissions to agents are recognized over the freight transit period as the performance obligation to the customer is completed.

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

Further, the Company retains liability of up to $2,000,000 for each general liability claim, $250,000 for each workers’ compensation claim and $250,000 for each cargo claim. In addition, under reinsurance arrangements by Signature of certain risks of the Company’s BCO Independent Contractors, the Company retains liability of up to $500,000, $1,000,000 or $2,000,000 with respect to certain occupational accident claims and up to $750,000 with respect to certain workers’ compensation claims. The Company’s exposure to liability associated with accidents incurred by Truck Brokerage Carriers, railroads and air and ocean cargo carriers who transport freight on behalf of the Company may be reduced by various legal defenses and other factors including the extent to which such carriers maintain their own insurance coverage. However, Montgomery v. Caribe Transport II, LLC has narrowed our ability to rely on Federal Aviation Administration Authorization Act of 1994 (the “FAAAA”) preemption as a defense by holding that state-law negligent selection claims against freight brokers fall within the statute’s motor vehicle safety exception, which could have an adverse impact on our claims experience. A material increase in the frequency or severity of accidents, cargo claims or workers’ compensation claims or the material unfavorable development of existing claims could have a material adverse effect on Landstar’s cost of insurance and claims and its results of operations. For more information, see Part II, Item 1A, “Risk Factors—Increased exposure to Broker Liability Claims” in the Quarterly Report on Form 10-Q for the quarterly period ended June 27, 2026 and Part I, Item 1A, “Risk Factors—Increased severity or frequency of accidents and other claims or a material unfavorable development of existing claims” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Selling, general and administrative

During the thirty-nine-week period ended September 26, 2026, employee compensation and benefits accounted for approximately 65% of the Company’s selling, general and administrative costs. Employee compensation and benefits include wages and employee benefit costs as well as incentive compensation and stock-based compensation expense. Incentive compensation and stock-based compensation expense is highly variable in nature in comparison to wages and employee benefit costs.

Depreciation and amortization

Depreciation and amortization primarily relate to depreciation of trailing equipment and information technology hardware and software.

Impairment of intangible and other assets

As previously disclosed by the Company in current and periodic reports filed with the SEC, during the 2025 third quarter, the Company recorded certain non-cash, non-recurring impairment charges of $30,104,000 in the aggregate (the “Non-Cash Impairment Charges”). The Non-Cash Impairment Charges represented $0.66 per basic and diluted share. The Non-Cash Impairment Charges consisted of:

•

$16,142,000, or $0.35 per basic and diluted share, in impairment charges to goodwill and certain other assets related to the Company’s decision to actively market for sale Landstar Metro, S.A.P.I. de C.V. (“Landstar Metro”), the Company’s wholly-owned Mexican operating subsidiary, principally engaged in intra-Mexico truck transportation services. For additional information regarding the disposition of Landstar Metro, see Note 13 in the “Notes to Consolidated Financial Statements” in this Quarterly Report on Form 10-Q.

•

$8,963,000, or $0.20 per basic and diluted share, in impairment charges related to the decision to select one of the Company’s transportation management systems as its primary such system for truckload brokerage services and, in connection with that decision, wind down an alternative transportation management system used by Landstar Blue, LLC, one of the Company’s operating subsidiaries.

•

$4,999,000, or $0.11 per basic and diluted share, relating to the carrying value of a non-controlling equity investment made by the Company in 2022 in Cavnue, LLC, a privately held technology start-up company.

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

The reconciliations of gross profit to variable contribution and gross profit margin to variable contribution margin are each presented below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26,	September 27,	September 26,	September 27,
	2026	2025	2026	2025
Revenue	$4,115,342	$3,569,291	$1,511,787	$1,205,406
Costs of revenue:
Purchased transportation	3,212,442	2,775,761	1,182,045	936,472
Commissions to agents	319,254	291,529	117,676	98,693

Variable costs of revenue	3,531,696	3,067,290	1,299,721	1,035,165
Trailing equipment depreciation	19,108	20,829	6,489	6,985
Information technology costs	8,186	10,928	2,503	3,319
Insurance-related costs (1)	130,955	104,622	55,301	33,305
Other operating costs	53,971	46,996	21,226	15,572

Other costs of revenue	212,220	183,375	85,519	59,181

Total costs of revenue	3,743,916	3,250,665	1,385,240	1,094,346

Gross profit	$371,426	$318,626	$126,547	$111,060

Gross profit margin	9.0%	8.9%	8.4%	9.2%
Plus: other costs of revenue	212,220	183,375	85,519	59,181

Variable contribution	$583,646	$502,001	$212,066	$170,241

Variable contribution margin	14.2%	14.1%	14.0%	14.1%

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

In general, variable contribution margin on revenue generated by BCO Independent Contractors represents a fixed percentage due to the nature of the contracts that pay a fixed percentage of revenue to both the BCO Independent Contractors and independent commission sales agents. For revenue generated by Truck Brokerage Carriers, variable contribution margin may be either a fixed or variable percentage, depending on the contract with each individual independent commission sales agent. Variable contribution margin on revenue generated from shipments hauled by railroads, air cargo carriers, ocean cargo carriers and Truck Brokerage Carriers, other than those under retention contracts, is variable in nature, as the Company’s contracts with independent commission sales agents provide commissions to agents at a contractually agreed-upon percentage of the amount represented by revenue less purchased transportation for these types of shipments. Approximately 44% of the Company’s consolidated revenue in the thirty-nine-week period ended September 26, 2026 was generated under transactions that pay a fixed percentage of revenue to the third party capacity provider and/or agents while approximately 56% was generated under transactions that pay a variable percentage of revenue to the third party capacity provider and/or agents.

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Gross profit	$371,426	$318,626	$126,547	$111,060
Operating income	$185,004	$122,025	$65,540	$26,326
Operating income as % of gross profit	49.8%	38.3%	51.8%	23.7%
Variable contribution	$583,646	$502,001	$212,066	$170,241
Operating income	$185,004	$122,025	$65,540	$26,326
Operating income as % of variable contribution	31.7%	24.3%	30.9%	15.5%

The increase in operating income as a percentage of gross profit from the thirty-nine-week period ended September 27, 2025 to the thirty-nine-week period ended September 26, 2026 resulted from the increase of operating income at a more rapid percentage rate than the increase in gross profit, primarily due to the impact of the impairment of certain intangible and other assets in the 2025 thirty-nine-week period and the Company’s ability to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs, across a larger gross profit base, and the impact of the supply chain fraud matter in the 2025 thirty-nine-week period. The increase in operating income as a percentage of gross profit from the 2025 thirteen-week period to the 2026 thirteen-week period was primarily due to the impact of the impairment of certain intangible and other assets in the 2025 thirteen-week period.

The increase in operating income as a percentage of variable contribution from the thirty-nine-week period ended September 27, 2025 to the thirty-nine-week period ended September 26, 2026 and from the 2025 thirteen-week period to the 2026 thirteen-week period resulted from the increase of operating income at a more rapid percentage rate than the increase in variable contribution, primarily due to the impact of the impairment of certain intangible and other assets in the 2025 thirty-nine-week and thirteen-week periods and the Company’s ability to scale its fixed cost infrastructure, primarily certain components of selling, general and administrative costs across a larger variable contribution base, partially offset by increased insurance and claims costs and an increased provision for incentive compensation in the 2026 thirty-nine-week and thirteen-week periods.

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

THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2026 COMPARED TO THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2025

Revenue for the 2026 thirty-nine-week period was $4,115,342,000, an increase of $546,051,000, or 15%, compared to the 2025 thirty-nine-week period. Transportation revenue increased $546,590,000, or 16%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 15% and an increased number of loads of approximately 1% as compared to the 2025 thirty-nine-week period. Reinsurance premiums were $43,518,000 and $44,057,000 for the 2026 and 2025 thirty-nine-week periods, respectively. The decrease in revenue from reinsurance premiums was primarily attributable to a decrease in the average number of trucks provided by BCO Independent Contractors in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period.

Truck transportation revenue generated by BCO Independent Contractors and Truck Brokerage Carriers (together, the “third party truck capacity providers”) for the 2026 thirty-nine-week period was $3,823,330,000, representing 93% of total revenue, an increase of $565,578,000, or 17%, compared to the 2025 thirty-nine-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 16% in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period, and the number of loads hauled by third party truck capacity providers increased approximately 1% in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period.

The increase in revenue per load on loads hauled via truck was primarily due to a tightening truck capacity environment in the 2026 thirty-nine-week period and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carrier, partially offset by the impact of a lower average length of haul. During the 2026 thirty-nine-week period, revenue per load on less-than-truckload loadings increased 24%, on loads hauled via unsided/platform equipment increased 21%, and on loads hauled via van equipment increased 15%, while revenue per load on other truck transportation services decreased 5%, in each case, as compared to the 2025 thirty-nine-week period.

The increase in the number of loads hauled via truck for the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period was primarily due to increased demand from the 2025 thirty-nine-week period for the Company’s van, unsided/platform and other truck transportation services. Loads hauled via other truck transportation services increased 6%, loads hauled via van equipment increased 2% and loads hauled via unsided/platform equipment increased 2%, while less-than-truckload loadings decreased 17%, in each case, as compared to the 2025 thirty-nine-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $115,563,000 and $82,232,000 in the 2026 and 2025 thirty-nine-week periods, respectively. It should be noted that billings to many customers of the Company’s truck brokerage services include a single all-in rate that do not separately identify fuel surcharges on loads hauled via Truck Brokerage Carriers. Accordingly, the overall impact of changes in fuel prices on revenue and revenue per load on loads hauled via truck is likely to be greater than that indicated.

Transportation revenue generated by rail intermodal, air cargo and ocean cargo carriers (collectively, the “multimode capacity providers”) for the 2026 thirty-nine-week period was $227,928,000, or 6% of total revenue, a decrease of $23,951,000, or 10%, compared to the 2025 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 6% in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period, and the number of loads hauled by multimode capacity providers decreased approximately 4% over the same period. Revenue per load on loads hauled via ocean decreased approximately 7%, while air and rail intermodal revenue per load increased approximately 19% and 10%, respectively, during the 2026 thirty-nine-week period as compared to the 2025 thirty-nine-week period. The decrease in revenue per load on loads hauled by ocean cargo carriers was primarily attributable to decreases at several customers during the 2026 thirty-nine-week period. The increase in revenue per load on loads hauled by air cargo carriers was primarily attributable to increases at several specific customers during the 2026 thirty-nine-week period. The increase in revenue per load on loads hauled by rail intermodal carriers was attributable to the tighter truck capacity environment positively impacting intermodal revenue per load and the impact of higher diesel fuel costs during the 2026 thirty-nine-week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 16% decrease in ocean loadings and a 10% decrease in air loadings, while rail intermodal loadings increased 7%. The 16% decrease in ocean loadings was broad-based with decreases at several customers. The 10% decrease in air loadings was primarily attributable to decreases at two specific agencies. The 7% increase in rail loadings was primarily attributable to increased loadings at one specific agency.

Purchased transportation was 78.1% and 77.8% of revenue in the 2026 and 2025 thirty-nine-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased rate of purchased transportation on revenue generated by Truck Brokerage Carriers, partially offset by favorable mix. Commissions to agents were 7.8% and 8.2% of revenue in the 2026 and 2025 thirty-nine-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $7,943,000 and $10,620,000 in the 2026 and 2025 thirty-nine-week periods, respectively. The decrease in investment income was attributable to a lower average investment balance held by the insurance segment in the 2026 thirty-nine-week period and lower average rates of return on investments during the 2026 thirty-nine-week period.

Other operating costs increased $6,975,000 in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs, increased trailer rental costs and decreased gains on sales of operating property, partially offset by an approximately $4,800,000 expense relating to the supply chain fraud matter in the 2025 thirty-nine-week period referenced above under “Expenses - Other operating costs, net of gains on asset sales/dispositions.”

Insurance and claims increased $26,884,000 in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period. The increase in insurance and claims expense compared to the prior year was primarily attributable to (a) increased net unfavorable development of prior years’ claims in the 2026 thirty-nine-week period, which was driven by (i) an increase in the Company’s actuarially determined claim reserves; (ii) several specific commercial trucking claims involving BCO Independent Contractors leased on with motor carrier subsidiaries of the Company; (iii) several specific truck brokerage claims; and (iv) cargo loss experience as a result of fraud and theft in the supply chain and (b) an increase in the Company’s actuarially determined claim reserves relating to current year trucking claims during the 2026 thirty-nine-week period as compared to the 2025 period. During the 2026 and 2025 thirty-nine-week periods, insurance and claims costs included $37,317,000 and $22,860,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $17,231,000 in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to an increased provision for incentive compensation and increased stock-based compensation expense, partially offset by a decreased provision for customer bad debt in the 2026 thirty-nine-week period. Included in selling, general and administrative costs was incentive compensation expense of $16,738,000 and $2,925,000, respectively, and stock-based compensation expense of $8,443,000 and $5,243,000, respectively, for the 2026 and 2025 thirty-nine-week periods.

Depreciation and amortization decreased $4,997,000 in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software and decreased trailing equipment depreciation in the 2026 thirty-nine-week period.

Impairment of intangibles and other assets was $30,104,000 in the 2025 thirty-nine-week period. This was attributable to the impairment matters referenced above under “Expenses – Impairment of intangible and other assets.”

Interest and debt expense increased $936,000 in the 2026 thirty-nine-week period compared to the 2025 thirty-nine-week period. The increase in interest and debt expense was primarily attributable to decreased interest income earned on cash balances held by the transportation logistics segment, partially offset by decreased interest expense related to finance lease obligations.

The provisions for income taxes for the 2026 and 2025 thirty-nine-week periods were based on estimated annual effective income tax rates of 25.4% and 24.6%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirty-nine-week period was 25.6%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirty-nine-week period was 24.9%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

Net income was $136,434,000, or $4.02 per basic and diluted share, in the 2026 thirty-nine-week period. Net income was $91,063,000, or $2.61 per basic and diluted share, in the 2025 thirty-nine-week period. Net income during the 2025 thirty-nine-week period was unfavorably impacted by $30,104,000, or $0.66 per basic and diluted share, related to the impairment of intangible and other assets charges noted above.

THIRTEEN WEEKS ENDED SEPTEMBER 26, 2026 COMPARED TO THIRTEEN WEEKS ENDED SEPTEMBER 27, 2025

Revenue for the 2026 thirteen-week period was $1,511,787,000, an increase of $306,381,000, or 25%, compared to the 2025 thirteen-week period. Transportation revenue increased $306,256,000, or 26%. The increase in transportation revenue was attributable to an increased revenue per load of approximately 22% and an increased number of loads hauled of approximately 3% as compared to the 2025 thirteen-week period. Reinsurance premiums were $14,729,000 and $14,604,000 for the 2026 and 2025 thirteen-week periods, respectively.

Truck transportation revenue generated by third party truck capacity providers for the 2026 thirteen-week period was $1,407,171,000, representing 93% of total revenue, an increase of $317,275,000, or 29%, compared to the 2025 thirteen-week period. Revenue per load on loads hauled by third party truck capacity providers increased approximately 25% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, and the number of loads hauled by third party truck capacity providers increased approximately 3% in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

The increase in revenue per load on loads hauled via truck was primarily due to a tightening truck capacity environment in the 2026 thirteen-week period and the impact of higher diesel fuel costs on loads hauled via Truck Brokerage Carriers, partially offset by the impact of a lower average length of haul. During the 2026 thirteen-week period, revenue per load on less-than-truckload loadings increased 33%, on loads hauled via unsided/platform equipment increased 29%, on loads hauled via van equipment increased 23% and on other truck transportation services increased 3% as compared to the 2025 thirteen-week period.

The increase in the number of loads hauled via truck for the 2026 thirteen-week period compared to the 2025 thirteen-week period was primarily due to increased demand from the 2025 thirteen-week period for the Company’s van, unsided/platform and other truck transportation services. Loads hauled via van equipment increased 6%, loads hauled via other truck transportation services increased 5% and loads hauled via unsided/platform equipment increased 4%, while less-than-truckload loadings decreased 23%, in each case, as compared to the 2025 thirteen-week period.

Fuel surcharges billed to customers on revenue generated by BCO Independent Contractors are excluded from revenue. Fuel surcharges on Truck Brokerage Carrier revenue identified separately in billings to customers and included as a component of Truck Brokerage Carrier revenue were $44,326,000 and $28,216,000 in the 2026 and 2025 thirteen-week periods, respectively.

Transportation revenue generated by multimode capacity providers for the 2026 thirteen-week period was $83,140,000, or 5% of total revenue, a decrease of $12,798,000, or 13%, compared to the 2025 thirteen-week period. Revenue per load on revenue generated by multimode capacity providers decreased approximately 11% in the 2026 thirteen-week period compared to the 2025 thirteen-week period, and the number of loads hauled by multimode capacity providers decreased approximately 2% over the same period. Revenue per load on loads hauled via ocean decreased approximately 18%, while air and rail intermodal revenue per load increased approximately 13% and 11%, respectively, during the 2026 thirteen-week period as compared to the 2025 thirteen-week period. The decrease in revenue per load on loads hauled by ocean was primarily attributable to decreases at one specific customer during the 2026 thirteen-week period. The increase in revenue per load on loads hauled by air cargo carriers was broad-based with increases at multiple customers during the 2026 thirteen-week period. The increase in revenue per load on loads hauled by rail intermodal carriers was attributable to the tighter truck capacity environment positively impacting intermodal revenue per load and the impact of higher diesel fuel costs during the 2026 thirteen-

week period. Revenue per load on revenue generated by multimode capacity providers is influenced by many factors, including revenue mix among the various modes of transportation used, length of haul, complexity of freight, density of freight lanes, fuel costs and availability of capacity. The decrease in the number of loads hauled by multimode capacity providers was due to a 14% decrease in air loadings and a 9% decrease in ocean loadings, while rail intermodal loadings increased 6%. The 14% decrease in air loadings was primarily attributable to decreases at one specific agency. The 9% decrease in ocean loadings was broad-based with decreases at several customers. The 6% increase in rail loadings was primarily attributable to increased loadings at one specific agency.

Purchased transportation was 78.2% and 77.7% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The increase in purchased transportation as a percentage of revenue was primarily due to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers, partially offset by favorable mix. Commissions to agents were 7.8% and 8.2% of revenue in the 2026 and 2025 thirteen-week periods, respectively. The decrease in commissions to agents as a percentage of revenue was primarily attributable to an increased cost of purchased transportation as a percentage of revenue on revenue generated by Truck Brokerage Carriers.

Investment income was $2,264,000 and $3,293,000 in the 2026 and 2025 thirteen-week periods, respectively. The decrease in investment income was attributable to a lower average investment balance held by the insurance segment in the 2026 thirteen-week period, partially offset by slightly higher average rates of return on investments during the 2026 thirteen-week period.

Other operating costs increased $5,654,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in other operating costs compared to the prior year was primarily due to increased trailer equipment maintenance costs and increased trailer rental costs in the 2026 thirteen-week period and the impact of a favorable resolution of a multiyear foreign sales tax matter during the 2025 thirteen-week period.

Insurance and claims increased $22,262,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in insurance and claims expense compared to the prior year was primarily attributable to (a) increased net unfavorable development of prior years’ claims in the 2026 thirteen-week period, which was driven by (i) an increase in the Company’s actuarially determined claim reserves; (ii) several specific commercial trucking claims involving BCO Independent Contractors leased on with motor carrier subsidiaries of the Company; (iii) several specific truck brokerage claims; and (iv) cargo loss experience as a result of fraud and theft in the supply chain and (b) an increase in the Company’s actuarially determined claim reserves relating to current year trucking claims during the 2026 thirteen-week period. During the 2026 and 2025 thirteen-week periods, insurance and claims costs included $21,924,000 and $9,219,000 of net unfavorable adjustments to prior years’ claims estimates, respectively.

Selling, general and administrative costs increased $5,361,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The increase in selling, general and administrative costs compared to prior year was primarily attributable to an increased provision for incentive compensation and increased stock-based compensation expense, partially offset by a decreased provision for customer bad debt in the 2026 thirteen-week period. Included in selling, general and administrative costs was incentive compensation expense of $6,906,000 and $975,000, respectively, and stock-based compensation expense of $3,023,000 and $1,586,000, respectively, for the 2026 and 2025 thirteen-week periods.

Depreciation and amortization decreased $1,591,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period. The decrease in depreciation and amortization expense was primarily due to decreased depreciation on information technology software and decreased trailing equipment depreciation in the 2026 thirteen-week period.

Impairment of intangibles and other assets was $30,104,000 in the 2025 thirteen-week period. This was attributable to the impairment matters referenced above under “Expenses – Impairment of intangible and other assets.”

Interest and debt expense increased $145,000 in the 2026 thirteen-week period compared to the 2025 thirteen-week period.

The provisions for income taxes for the 2026 and 2025 thirteen-week periods were based on estimated annual effective income tax rates of 25.4% and 24.6%, respectively, adjusted for discrete events, such as excess tax benefits or deficiencies resulting from stock-based awards. The effective income tax rate for the 2026 thirteen-week period was 26.3%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2026 period primarily attributable to state taxes. The effective income tax rate for the 2025 thirteen-week period was 25.8%. The effective income tax rate was higher than the statutory federal income tax rate of 21% in the 2025 period primarily attributable to state taxes.

Net income was $48,043,000, or $1.42 per basic and diluted share, in the 2026 thirteen-week period. Net income was $19,364,000, or $0.56 per basic and diluted share, in the 2025 thirteen-week period. Net income during the 2025 thirteen-week period was unfavorably impacted by $30,104,000, or $0.66 per basic and diluted share, related to the impairment of intangible and other assets charges noted above.

CAPITAL RESOURCES AND LIQUIDITY

Working capital and the ratio of current assets to current liabilities were $605,767,000 and 1.8 to 1, respectively, at September 26, 2026, compared with $520,486,000 and 1.7 to 1, respectively, at December 27, 2025. Landstar has historically operated with current ratios within the range of 1.5 to 1 to 2.0 to 1. Cash provided by operating activities was $98,719,000 in the 2026 thirty-nine-week period compared with $152,169,000 in the 2025 thirty-nine-week period. The decrease in cash flow provided by operating activities was primarily attributable to unfavorable net working capital impacts in connection with increased net receivables, defined as accounts receivable less accounts payable, partially offset by the impact of increased net income.

The Company declared and paid $1.24 per share, or $42,095,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 26, 2026 and, during such period, also paid $68,117,000 of dividends payable which were declared in December 2025 and included in current liabilities in the consolidated balance sheet at December 27, 2025. The Company declared and paid $1.16 per share, or $40,465,000 in the aggregate, in cash dividends during the thirty-nine-week period ended September 27, 2025 and, during such period, also paid $70,632,000 of dividends payable which were declared in December 2024 and included in current liabilities in the consolidated balance sheet at December 28, 2024. During the thirty-nine-week period ended September 26, 2026, the Company purchased 383,568 shares of its common stock at a total cost of $64,003,000, including $63,416,000 in cash purchases and accrued excise tax of $587,000, which is included in other current liabilities in the consolidated balance sheet at September 26, 2026. The Company also paid $1,762,000 in excise tax on its common stock purchases, which was included in other current liabilities in the consolidated balance sheet at December 27, 2025. During the thirty-nine-week period ended September 27, 2025, the Company purchased 995,168 shares of its common stock at a total cost of $143,908,000, including $142,512,000 in cash purchases and accrued excise tax of $1,396,000, which was included in other current liabilities in the consolidated balance sheet at September 27, 2025. As of September 26, 2026, the Company may purchase in the aggregate up to 882,550 shares of its common stock under its authorized stock purchase programs. Long-term debt, including current maturities, was $82,671,000 at September 26, 2026, $5,849,000 higher than at December 27, 2025.

Shareholders’ equity was $829,996,000, or 91% of total capitalization (defined as long-term debt including current maturities plus equity), at September 26, 2026, compared to $795,665,000, or 91% of total capitalization, at December 27, 2025. The increase in shareholders’ equity was primarily the result of net income, partially offset by purchases of shares of the Company’s common stock and dividends declared by the Company in the 2026 thirty-nine-week period.

On June 30, 2026, and as previously disclosed in a Form 8-K filed with the SEC on July 6, 2026, Landstar entered into the Credit Agreement, which amended and restated the then-existing second amended and restated credit agreement. The Credit Agreement, which matures June 30, 2031, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $100,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility.

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

At September 26, 2026, the Company had no borrowings outstanding and $34,786,000 of letters of credit outstanding under the Credit Agreement. At September 26, 2026, there was $265,214,000 available for future borrowings under the Credit Agreement and access to an additional $500,000,000 under the Credit Agreement’s “accordion” feature. In addition, the Company has $75,331,000 in letters of credit outstanding as collateral for insurance claims that are secured by investments totaling $83,701,000 at September 26, 2026. Investments, all of which are carried at fair value, include primarily investment-grade bonds, asset-backed securities, commercial paper and U.S. Treasury obligations having maturities of up to five years. Fair value of investments is based primarily on quoted market prices. See “Notes to Consolidated Financial Statements” included herein for further discussion on measurement of fair value of investments.

Historically, the Company has generated sufficient operating cash flow to meet its debt service requirements, fund continued growth, both organic and through acquisitions, complete or execute share purchases of its common stock under authorized share purchase programs, pay dividends and meet working capital needs. As an asset-light provider of integrated transportation management solutions, the Company’s annual capital requirements for operating property are generally for trailing equipment and information technology hardware and software. In addition, a significant portion of the trailing equipment used by the Company is provided by third party capacity providers, thereby reducing the Company’s capital requirements. During the 2026 thirty-nine-week period, the Company purchased $11,610,000 of operating property and acquired $28,608,000 of trailing equipment by entering into finance leases. Landstar anticipates acquiring either by purchase or lease financing during the remainder of fiscal year 2026 approximately $79,000,000 in operating property consisting primarily of new trailing equipment to replace older trailing equipment and information technology hardware and software.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Landstar provides for the estimated costs of self-insured claims primarily on an actuarial basis. The amount recorded for the estimated liability for claims incurred is based upon the facts and circumstances known on the applicable balance sheet date. The ultimate resolution of these claims may be for an amount greater or less than the amount estimated by the Company. The Company continually revises its existing claim estimates as new or revised information becomes available on the status of each claim. Historically, the Company has experienced both favorable and unfavorable development of prior years’ claims estimates within its various programs. During the 2026 and 2025 thirty-nine-week periods, insurance and claims costs included $37,317,000 and $22,860,000 of net unfavorable adjustments to prior years’ claims estimates, respectively. It is reasonably likely that the ultimate outcome of settling all outstanding claims will be more or less than the estimated claims liability at September 26, 2026, primarily due to the inherent difficulty in estimating the severity of commercial trucking claims and the potential judgment or settlement amount that may be incurred in connection with the resolution of such claims.

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

On June 30, 2026, and as previously disclosed in a Form 8-K filed with the SEC on July 6, 2026, Landstar entered into a third amended and restated credit agreement, dated June 30, 2026, with a bank syndicate led by JPMorgan Chase Bank, N.A., as administrative agent, which amended and restated the then-existing second amended and restated credit agreement. The Credit Agreement, which matures June 30, 2031, provides for borrowing capacity in the form of a revolving credit facility of $300,000,000, $100,000,000 of which may be utilized in the form of letters of credit. The Credit Agreement also includes an uncommitted “accordion” feature permitting up to an additional $500,000,000 in increases to the revolving credit facility.

The revolving credit loans under the Credit Agreement, at the option of Landstar, bear interest at (i) a forward-looking term rate based on the secured overnight financing rate and an applicable margin ranging from 1.25% to 2.00%, or (ii) an alternate base rate plus an applicable margin ranging from 0.25% to 1.00%, in each case with the applicable margin determined based upon the Company’s Net Leverage Ratio, as defined in the Credit Agreement, at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. The revolving credit facility bears a commitment fee, payable quarterly in arrears, of 0.175% to 0.25%, based on the Company’s Net Leverage Ratio at the end of the most recent applicable fiscal quarter for which financial statements have been delivered. During the entire third quarter of 2026 and as of September 26, 2026 and December 27, 2025, the Company had no borrowings outstanding under the Credit Agreement or under the second amended and restated credit agreement, as applicable.

Long-term investments, all of which are available-for-sale and are carried at fair value, include investment-grade bonds and asset-backed securities having maturities of up to five years. Assuming that the long-term portion of investments remains at $94,938,000, the balance at September 26, 2026, a hypothetical increase or decrease in interest rates of 100 basis points would not have a material impact on future earnings on an annualized basis. Short-term investments consist primarily of short-term investment-grade instruments and the current maturities of investment-grade corporate bonds and asset-backed securities. Accordingly, any future interest rate risk on these short-term investments would not be material to the Company’s operating results.

Assets and liabilities of the Company’s Canadian and Mexican operations are translated from their functional currency to U.S. dollars using exchange rates in effect at the balance sheet date and revenue and expense accounts are translated at average monthly exchange rates during the period. Adjustments resulting from the translation process are included in accumulated other comprehensive income. Transactional gains and losses arising from receivable and payable balances, including intercompany balances, in the normal course of business that are denominated in a currency other than the functional currency of the operation are recorded in the statements of income when they occur. The assets held at the Company’s Canadian and Mexican subsidiaries at September 26, 2026 were collectively, as translated to U.S. dollars, less than 1% of total consolidated assets. Accordingly, translation gains or losses of 70% or less related to the Canadian and Mexican operations would not be material.

Item 4. Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2026 to provide reasonable assurance that information required to be disclosed by the Company in reports that it filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2026, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
For a discussion identifying risk factors and other important factors that could cause actual results to differ materially from those anticipated, see the discussions under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 27, 2025, under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 27, 2026, and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in this Quarterly Report on Form
10-Q.
Except as set forth under Part II, Item 1A, “Risk Factors” in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 27, 2026, there have been no material changes to the Risk Factors described in Part I “Item 1A. Risk Factors” in the Company’s Annual Report on Form
10-K
for the fiscal year ended December 27, 2025 as filed with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Company
The following table provides information regarding the Company’s purchase of its common stock during the period from June 28, 2026 to September 26, 2026, the Company’s third fiscal quarter:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares That May Yet Be Purchased Under the Programs
June 27, 2026				1,115,195
June 28, 2026 – July 25, 2026	—	$—	—	1,115,195
July 26, 2026 – August 22, 2026	67,392	181.72	67,392	1,047,803
August 23, 2026 – September 26, 2026	165,253	174.18	165,253	882,550

Total	232,645	$176.36	232,645

(1)	The average price paid per share does not include the 1% excise tax on net stock repurchases, as applicable.
On December 6, 2022, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 1,900,826 additional shares of the Company’s common stock from time to time in the open market and in privately negotiated transactions. On December 4, 2023, the Landstar System, Inc. Board of Directors authorized the Company to purchase up to 319,332 additional shares of its common stock from time to time in the open market and in privately negotiated transactions under its share purchase program. As of September 26, 2026, the Company had authorization to purchase in the aggregate up to 882,550 shares of its common stock under these programs. No specific expiration date has been assigned to the December 6, 2022 or December 4, 2023 authorizations.

Dividends
On June 30, 2026, and as previously disclosed in a Form
8-K
filed with the SEC on July 6, 2026, Landstar entered into
the Cred
it Agreement, which amended and restated the then-existing second amended and restated credit agreement. The Credit Agreement provides for a restriction on cash dividends and other distributions to stockholders on the Company’s capital stock in the event there is a default under the Credit Agreement. In addition, the Credit Agreement, under certain circumstances, limits the amount of such cash dividends and other distributions to stockholders to the extent that, after giving effect to any payment made to effect such cash dividend or other distribution, the Net Leverage Ratio, as d efin
ed in the Credit Agreement, would exceed 2.5 to 1 on a pro forma basis as of the end of the Company’s most recently completed fiscal quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the thirty-nine-week period
ended
September 26, 2026, none
of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Landstar’s securities that was intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
or any
“non-Rule
10b5-1
trading arrangement.”
Item 6. Exhibits
The exhibits listed on the Exhibit Index are furnished as part of this quarterly report on Form
10-Q.

EXHIBIT INDEX

Registrant’s Commission File No.: 0-21238

Exhibit No.	Description

(10)	Material Contracts

10.1*	Letter Agreement, dated July 20, 2026, by and between Landstar System, Inc. and William C. Clement

(31)	Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1*	Chief Executive Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer certification, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1**	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LANDSTAR SYSTEM, INC.

Date: October 28, 2026	/s/ Frank A. Lonegro
Frank A. Lonegro
President and Chief Executive Officer

Date: October 28, 2026	/s/ James P. Todd
James P. Todd
Vice President, Chief Financial Officer and Assistant Secretary